Form 10-Q
period 1995-09-30
COLUMBIA LEASE INCOME FUND II-E LP
filed 1995-11-14
CIK 769336

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -----------------------

                                   FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
              of the United States Securities Exchange Act of 1934

                            -----------------------


For The Quarter Ended September 30, 1995            Commission File No. 2-97907


                      COLUMBIA LEASE INCOME FUND II-E L.P.
             (Exact name of registrant as specified in its charter)


         Delaware                                                    13-3418894
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                              Identification No.)


One Financial Center, 21st Floor, Boston, MA                              02111
(Address of principal executive offices)                             (Zip Code)


Registrant's telephone number, including area code               (617) 482-8000
                                                              -----------------


                                 Not Applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X No
                                     ---   ---

                             There are no Exhibits.


                      COLUMBIA LEASE INCOME FUND II-E L.P.
                        (A Delaware Limited Partnership)


                                                             INDEX                                                Page No.

Part I.       FINANCIAL INFORMATION

              Financial Statements

                    Balance Sheets as of September 30, 1995 and December 31, 1994                                     3

                    Statements of Operations For the Quarters Ended
                           September 30, 1995 and 1994 and the Nine Months Ended
                           September 30, 1995 and 1994                                                                4

                    Statements of Cash Flows For the Nine Months Ended
                           September 30, 1995 and 1994                                                                5

                    Notes to Financial Statements                                                                 6 - 7

              Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                                     8 - 9

Part II.      OTHER INFORMATION

              Items 1 - 6                                                                                            10

              Signature                                                                                              11


                         Part I. FINANCIAL INFORMATION

                      COLUMBIA LEASE INCOME FUND II-E L.P.
                        (A Delaware Limited Partnership)

                                 Balance Sheets

                                      Assets                                        (Unaudited)              (Audited)
                                                                                      9/30/95                 12/31/94
Investment property, at cost (note 3):
   Computer equipment                                                             $       780,046        $       618,227
     Less accumulated depreciation                                                        344,136                210,980
                                                                                          -------                -------
       Investment property, net                                                           435,910                407,247

Cash                                                                                       98,092                 48,925
Net investment in direct financing leases                                                   1,503                 15,940
Rents receivable, net (note 2)                                                              7,774                  1,977
Sales receivable, net (note 2)                                                              1,707                  2,500
                                                                                            -----                  -----

     Total assets                                                                 $       544,986        $       476,589
                                                                                  =       =======        =       =======

                        Liabilities and Partners' Equity
Liabilities:
   Current portion of long-term debt (note 5)                                     $       130,055        $             -
   Accounts payable and accrued expenses - affiliates (note 4)                             14,680                 11,107
   Accounts payable and accrued expenses                                                    7,752                 23,143
   Distributions payable (note 6)                                                          32,758                 49,135
   Long-term debt, less current portion (note 5)                                          104,578                      -
                                                                                          -------                      -

     Total liabilities                                                                    289,823                 83,385
                                                                                          -------                 ------

Partners' equity:
   General Partner:
     Capital contribution                                                                   1,000                  1,000
     Cumulative net (loss) income                                                            (644)                 1,578
     Cumulative cash distributions                                                        (68,586)               (63,906)
     Reallocation of capital accounts                                                      68,230                 61,328
                                                                                           ------                 ------
                                                                                                -                      -
   Limited Partners (4,742 Units):
     Capital contribution, net of
       offering costs                                                                   2,074,625              2,074,625
     Cumulative net (loss) income                                                         (12,217)                30,008
     Cumulative cash distributions                                                     (1,739,015)            (1,650,101)
     Reallocation of capital accounts                                                     (68,230)               (61,328)
                                                                                          -------                -------
                                                                                          255,163                393,204
                                                                                          -------                -------
     Total partners' equity                                                               255,163                393,204
                                                                                          -------                -------

     Total liabilities and partners' equity                                       $       544,986        $       476,589
                                                                                  =       =======        =       =======

                See accompanying notes to financial statements.


                      COLUMBIA LEASE INCOME FUND II-E L.P.
                        (A Delaware Limited Partnership)

                            Statements of Operations
                                  (Unaudited)

                                                         Quarters Ended                          Nine Months Ended
                                                          September 30,                            September 30,
                                                          -------------                            -------------
                                                     1995              1994                 1995                1994
                                                     ----              ----                 ----                ----
Revenue:
   Rental income on operating leases            $      61,568      $      42,083        $    164,303        $     90,809
   Earned income on direct
     financing leases                                     279              1,326               1,206               1,711
   Interest income                                      1,783                748               2,367               7,157
   Net gain (loss) on sale of equipment                   375                342              (1,534)             25,521
                                                          ---                ---              ------              ------

       Total revenue                                   64,005             44,499             166,342             125,198
                                                       ------             ------             -------             -------

Costs and expenses:
   Depreciation                                        86,887             36,981             170,341              63,974
   Interest                                             3,392                  -               3,392                   -
   Related party expenses (note 4):
     Management fees                                    3,354              3,236               9,192              15,972
     General and administrative                         9,722             10,225              25,266              21,820
   (Reversal of) provision for
     doubtful accounts                                      -             (1,362)              2,598               9,557
                                                            -             ------               -----               -----

       Total costs and expenses                       103,355             49,080             210,789             111,323
                                                      -------             ------             -------             -------

Net (loss) income                               $     (39,350)     $      (4,581)       $    (44,447)       $     13,875
                                                =     =======      =      ======        =    =======        =     ======

Net (loss) income per Limited
   Partnership Unit                             $       (7.88)     $       (0.92)       $      (8.90)       $       2.78
                                                =       =====      =       =====        =      =====        =       ====

                See accompanying notes to financial statements.


                      COLUMBIA LEASE INCOME FUND II-E L.P.
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows
             For the Nine Months Ended September 30, 1995 and 1994
                                  (Unaudited)

                                                                                          1995                     1994
                                                                                          ----                     ----
Cash flows from operating activities:
   Net (loss) income                                                                $       (44,447)        $        13,875
                                                                                    -       -------         -        ------

Adjustments to  reconcile  net (loss)  income to net cash  provided by operating activities:
     Depreciation                                                                           170,341                  63,974
     Provision for doubtful accounts                                                          2,598                   9,557
     Net loss (gain) on sale of equipment                                                     1,534                 (25,521)
     Net decrease in current assets                                                           4,995                  21,479
     Net (decrease) increase in current liabilities                                         (11,818)                  3,352
                                                                                            -------                   -----

           Total adjustments                                                                167,650                  72,841
                                                                                            -------                  ------

           Net cash provided by operating activities                                        123,203                  86,716
                                                                                            -------                  ------

Cash flows from investing activities:
   Purchase of investment property                                                         (202,164)               (452,203)
   Proceeds from sales of investment property                                                 3,466                  29,225
                                                                                              -----                  ------

           Net cash used in investing activities                                           (198,698)               (422,978)
                                                                                           --------                --------

Cash flows from financing activities:
   Proceeds from borrowings on long-term debt                                               255,262                       -
   Principal payments on long-term debt                                                     (20,629)                      -
   Cash distributions to partners                                                          (109,971)               (169,246)
                                                                                           --------                --------

           Net cash provided by (used in) financing activities                              124,662                (169,246)
                                                                                            -------                --------

Net increase (decrease) in cash                                                              49,167                (505,508)

Cash and cash equivalents at beginning of period                                             48,925                 585,919
                                                                                             ------                 -------

Cash and cash equivalents at end of period                                          $        98,092         $        80,411
                                                                                    =        ======         =        ======

Supplemental cash flow information:
   Interest paid during the period                                                  $         3,392         $             -
                                                                                    =         =====         =             =

Non-cash investing activities:
   Reclassification of residual value of expired
     direct financing lease to operating lease                                      $         1,840         $             -
                                                                                    =         =====         =             =

                See accompanying notes to financial statements.

                      COLUMBIA LEASE INCOME FUND II-E L.P.
                        (A Delaware Limited Partnership)

                         Notes to Financial Statements
             For the Nine Months Ended September 30, 1995 and 1994
                                  (Unaudited)

(1)   Organization

The foregoing financial statements of Columbia Lease Income Fund II-E L.P. (the "Partnership") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Pursuant to such rules and regulations, certain note disclosures which are normally required under generally accepted accounting principles have been omitted. It is recommended that these financial statements be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994.

(2)   Significant Accounting Policies

Allowance for Doubtful Accounts

The financial statements include allowances for estimated losses on receivable balances. The allowances for doubtful accounts are based on past write off experience and an evaluation of potential uncollectible accounts within the current receivable balances. Receivable balances which are determined to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. At September 30, 1995 and December 31, 1994, the allowance for doubtful accounts included in rents receivable was $479 and $381, respectively, and $2,500 and $0 included in sales receivable, respectively.

(3)   Investment Property

At September 30, 1995, the Partnership owned computer equipment, with a cost basis of $756,961, subject to existing leases and equipment with a cost basis of $23,085 in inventory, awaiting re-lease or sale. All purchases of computer equipment are subject to a 2.5% acquisition fee paid to the General Partner.

(4)   Related Party Transactions

Fees, commissions and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for the nine months ended September 30, 1995 are as follows:

                                                          1995                  1994
                                                          ----                  ----

      Equipment acquisition fees                      $     4,931            $   11,029
      Management fees                                       9,192                15,972
      Reimbursable expenses paid                           25,118                13,691
                                                           ------                ------

                                                      $    39,241            $   40,692
                                                      =    ======            =   ======

                      COLUMBIA LEASE INCOME FUND II-E L.P.
                        (A Delaware Limited Partnership)

                         Notes to Financial Statements
                                  (Unaudited)

Under the terms of the Partnership Agreement, the General Partner is entitled to an equipment acquisition fee of 2.5% of the purchase price paid by the Partnership for the equipment. The General Partner is also entitled to a management fee equal to 6.0% of the monthly rental billings collected, paid quarterly. In addition, the Partnership reimburses the General Partner and its affiliates for certain expenses incurred by them in connection with the operation of the Partnership.

(5)   Long-term Debt

Long-term debt at September 30, 1995 consists of one installment loan for $234,633 from Pullman Capital Corporation bearing interest at a rate of 8.00%, maturing in 1997, collateralized by the equipment on lease.

The annual maturities of long-term debt for the next three years are as follows:

                  Year Ending December 31

                                    1995                               $      31,548
                                    1996                                     132,674
                                    1997                                      70,411
                                                                              ------

                                                                       $     234,633

(6)   Distributions to Partners

For the nine months ended September 30, 1995, declarations of Distributable Cash were as follows:

                                                                                     Limited Partners
                                                                                                                          General
                                        Date Paid                        Distribution                                     Partner
Quarter Ended                           or Payable                       Per $500 Unit                  Total             Totals
-------------                           ----------                       -------------                  -----             ------

March 31, 1995                        May 15, 1995                         $     6.25                $    29,638         $    1,560
June 30, 1995                         August 15, 1995                      $     6.25                $    29,638         $    1,560
September 30, 1995                    November 15, 1995                    $     6.25                $    29,638         $    1,560


                      COLUMBIA LEASE INCOME FUND II-E L.P.
                        (A Delaware Limited Partnership)

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                                  (Unaudited)

Results of Operations

The following discussion relates to Partnership's operations for the quarter and nine month periods ended September 30, 1995 compared to the same periods in 1994.

The Partnership realized a net loss of $39,350 and $4,581 for the three month periods ended September 30, 1995 and 1994, respectively. Rental income on operating leases increased $19,485 between the three month periods. The increase in rental income can be attributed to rents associated with equipment acquisitions of $202,164 and $452,203 during the nine months ended September 30, 1995 and 1994, respectively. Interest income increased as a result of higher average short-term investment balances compared to September 30, 1994.

Total costs and expenses significantly increased $54,275 between the three month periods. This sharp increase in costs and expenses is primarily the result of higher depreciation expense. The $49,906 increase in depreciation expense was directly related to equipment purchases during 1995 and 1994, as mentioned above. Interest expense was generated in the current quarter due to the interest paid on the long-term debt acquired in the current quarter. Management fees have remained constant and are calculated based on rents collected. General and administrative expenses have decreased slightly due to reduced costs for equipment refurbishing and storage, resulting from the decrease of equipment in inventory awaiting re-lease or sale. The Partnership was able to reduce its provision for bad debts during the prior quarter due to successful collection efforts on delinquent accounts receivable.

The Partnership realized a net loss of $44,447 and net income of $13,875 for the nine month periods ended September 30, 1995 and 1994, respectively. Rental income on operating leases increased $73,494 between the nine month periods. As discussed above, the increase in rental income is primarily due to equipment acquisitions during the current and prior years. Earned income on existing direct financing leases will continue to decline over the lease term as more of each minimum lease payment, as calculated using the rate implicit in the lease, is allocated to the recovery of the fair market value of the equipment at the inception of the lease. The Partnership has one direct financing lease with a term scheduled to expire in 1995. Interest income decreased overall due to the Partnership carrying lower average short-term investment balances during the current year. The loss on sale of equipment during the second quarter can be attributed to sales of equipment carrying higher net book values.

Total costs and expenses increased $99,466 between the nine month periods. The significant increase in costs and expenses is again due to higher depreciation expense. As discussed above, the $106,367 increase in depreciation expense is attributable to equipment purchases during 1995 and 1994. Interest expense has increased due to the interest paid on long-term debt acquired in the current quarter. Management fees have decreased overall due to remarketing fees incurred during the second quarter of 1994, causing the management fees for the nine months ended 1994 to be unusually high. However, management fees and general and administrative expenses are in line with rental income for the current year.

For the nine month periods ended September 30, 1995 and 1994, the Partnership recorded net (loss) income per Limited Partnership Unit of $(8.90) and $2.78, respectively.

                      COLUMBIA LEASE INCOME FUND II-E L.P.
                        (A Delaware Limited Partnership)

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                                  (Unaudited)

Liquidity and Capital Resources.

For the nine months ended September 30, 1995, rental revenue generated from operating leases was the primary source of funds for the Partnership. As equipment leases terminate, the General Partner determines if the equipment will be extended to the same lessee, remarketed to another lessee, or if it is less marketable, sold. This decision is made upon analyzing which option would generate the most favorable results.

Rental income on existing operating leases may decline due to two factors. The first factor is the rate obtained when the original leases expire and are remarketed at a lower rate. Typically, the remarketed rates are lower due to the decrease in useful life of the equipment. Secondly, the increasing change in technology in the computer industry usually decreases the demand for older equipment, thus increasing the possibility of obsolescence. Both of these factors together will cause remarketed rates to be lower than original rates. This decrease however, should not affect the Partnership's ability to meet its future cash requirements, including its long-term debt obligations. To the extent that future cash flows should be insufficient to meet the Partnership's operating expenses and liabilities, additional funds could be obtained through the sale of equipment, or a reduction in the rate of cash distributions. Future rental revenues on operating leases amount to $552,309 and are to be received over the next three years.

For the first nine months of 1995, the Partnership's investing activities resulted in equipment purchases of $202,164 and equipment sales with a depreciated cost of $5,000, generating $3,466 in sales proceeds. The Partnership has no material capital expenditure commitments, but expects to continue to purchase equipment as new operating leases are presented.

The Partnership's financing activities during the first nine months of 1995 resulted in proceeds from borrowing on long-term debt of $255,262 and principal payments of $20,629. Such long-term debt bears interest at 8.00% with installments to be paid monthly. The Partnership will continue to take down new long-term debt as necessary to purchase equipment.

Cash distributions are currently at a level of 5% per Limited Partnership Unit, or $6.25 per Limited Partnership Unit. For the quarter ended September 30, 1995, the Partnership declared a cash distribution of $31,198 of which $1,560 was allocated to the General Partner and $29,638 was allocated to the Limited Partners. The distribution will be made on November 15, 1995. The Partnership expects to continue paying distributions at or near this level in the future. The effects of inflation have not been significant to the Partnership and are not expected to have a material impact in future periods.

                           PART II. OTHER INFORMATION

                      COLUMBIA LEASE INCOME FUND II-E L.P.
                        (A Delaware Limited Partnership)


Item 1.        Legal Proceedings
               Response:  None

Item 2.        Changes in the Rights of the Partnership's Security Holders
               Response:  None

Item 3.        Defaults by the Partnership on its Senior Securities
               Response:  None

Item 4.        Results of Votes of Security Holders
               Response:  None

Item 5.        Other Information
               Response:  None

Item 6.        Exhibits and Reports on Form 8-K
               Response:

               A.  None

               B.  None

                      COLUMBIA LEASE INCOME FUND II-E L.P.
                        (A Delaware Limited Partnership)

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA LEASE INCOME FUND II-E L.P.
(Registrant)

By: TLP-Columbia Management Corporation,
its General Partner


By: Arthur P. Beecher,
    President


Date:   November 14, 1995
       -------------------