Form 10-Q
period 1996-03-31
COLUMBIA LEASE INCOME FUND II-E LP
filed 1996-05-14
CIK 769336

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
              of the United States Securities Exchange Act of 1934

                             -----------------------


For The Quarter Ended March 31, 1996                Commission File No. 2-97907


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

                          ----------------------------


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

                                  Yes X No ___

                             There are no Exhibits.


                      COLUMBIA LEASE INCOME FUND II-E L.P.
                        (A Delaware Limited Partnership)


                                  INDEX                                                                       Page No.

Part I.       FINANCIAL INFORMATION

              Financial Statements

                    Balance Sheets as of March 31, 1996 and December 31, 1995                                 3

                    Statements of Operations For the Quarters Ended
                          March 31, 1996 and 1995                                                             4

                    Statements of Cash Flows For the Quarters Ended
                          March 31, 1996 and 1995                                                             5

                    Notes to Financial Statements                                                             6 - 7

              Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                                     8 - 9

Part II.      OTHER INFORMATION

              Items 1 - 6                                                                                     10

              Signature                                                                                       11


                          PART I. FINANCIAL INFORMATION

                      COLUMBIA LEASE INCOME FUND II-E L.P.
                        (A Delaware Limited Partnership)

                                 Balance Sheets
                                     Assets
                                                                                    (Unaudited)           (Audited)
                                                                                      3/31/96               12/31/95
Investment property, at cost (note 3):
   Computer equipment                                                             $     1,046,437        $       898,748
     Less accumulated depreciation                                                        486,782                492,339
                                                                                  ---------------        ---------------
       Investment property, net                                                           559,655                406,409

Cash and cash equivalents                                                                   5,832                150,957
Rents receivable, net (note 2)                                                             13,698                    870
Sales receivable                                                                            3,048                  3,836
                                                                                  ---------------        ---------------

     Total assets                                                                 $       582,233        $       562,072
                                                                                  ===============        ===============

                        Liabilities and Partners' Equity
Liabilities:
   Current portion of long-term debt (note 5)                                     $       197,205        $       171,107
   Note payable - affiliate (note 6)                                                       11,000                      -
   Accounts payable and accrued expenses - affiliates (note 4)                             30,416                 15,212
   Accounts payable and accrued expenses                                                   20,014                 16,694
   Distributions payable (note 7)                                                          14,040                 32,758
   Long-term debt, less current portion (note 5)                                          126,277                153,040
                                                                                  ---------------        ---------------

     Total liabilities                                                                    398,952                388,811
                                                                                  ---------------        ---------------

Partners' equity:
   General Partner:
     Capital contribution                                                                   1,000                  1,000
     Cumulative net income                                                                  1,751                    626
     Cumulative cash distributions                                                        (70,770)               (70,146)
     Reallocation of capital accounts                                                      68,019                 68,520
                                                                                  ---------------        ---------------
                                                                                                -                      -
                                                                                  ---------------        ---------------
   Limited Partners (4,742 units):
     Capital contribution, net of
       offering costs                                                                   2,074,625              2,074,625
     Cumulative net loss                                                                  (42,818)               (64,192)
     Cumulative cash distributions                                                     (1,780,507)            (1,768,652)
     Reallocation of capital accounts                                                     (68,019)               (68,520)
                                                                                  ---------------        ---------------
                                                                                          183,281                173,261
                                                                                  ---------------        ---------------
     Total partners' equity                                                               183,281                173,261
                                                                                  ---------------        ---------------

     Total liabilities and partners' equity                                       $       582,233        $       562,072
                                                                                  ===============        ===============

                 See accompanying notes to financial statements.


                      COLUMBIA LEASE INCOME FUND II-E L.P.
                        (A Delaware Limited Partnership)

                             Statements of Operation
                 For the Quarters Ended March 31, 1996 and 1995
                                   (Unaudited)

                                                                                          1996                    1995
                                                                                    ---------------        ---------------
Revenue:
   Rental income on operating leases                                                $        89,923        $        51,460
   Earned income on direct
     financing leases                                                                             -                    608
   Interest income                                                                              484                    270
   Net gain on sale of equipment                                                              6,141                    609
                                                                                    ---------------        ---------------

       Total revenue                                                                         96,548                 52,947
                                                                                    ---------------        ---------------

Costs and expenses:
   Depreciation                                                                              51,163                 42,922
   Interest expense                                                                           6,018                      -
   Related party expenses (note 4):
     Management fees                                                                          4,266                  2,839
     General and administrative                                                              12,602                  6,873
   Provision for doubtful accounts                                                                -                  2,598
                                                                                    ---------------        ---------------

       Total costs and expenses                                                              74,049                 55,232
                                                                                    ---------------        ---------------

Net income (loss)                                                                   $        22,499        $        (2,285)
                                                                                    ===============        ===============

Net income (loss) per Limited
   Partnership Unit                                                                 $          4.51        $         (0.46)
                                                                                    ===============        ===============

                 See accompanying notes to financial statements.


                      COLUMBIA LEASE INCOME FUND II-E L.P.
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows
                 For the Quarters Ended March 31, 1996 and 1995
                                   (Unaudited)

                                                                                                 1996             1995
                                                                                                 ----             ----
Cash flows from operating activities:
   Net income (loss)                                                                        $      22,499     $      (2,285)
                                                                                            -------------     -------------

Adjustments to  reconcile  net income  (loss) to net cash  provided by operating activities:
     Depreciation                                                                                  51,163            42,922
     Provision for doubtful accounts                                                                    -             2,598
     Net gain on sale of equipment                                                                 (6,141)             (609)
     Net (increase) decrease in current assets                                                    (12,040)            6,060
     Net increase (decrease) in current liabilities                                                18,524            (9,231)
                                                                                            -------------     -------------

       Total adjustments                                                                           51,506            41,740
                                                                                            -------------     -------------

       Net cash provided by operating activities                                                   74,005            39,455
                                                                                            -------------     -------------

Cash flows from investing activities:
   Purchases of investment property                                                              (204,409)           (2,731)
   Proceeds from sales of investment property                                                       6,141               609
                                                                                            -------------     -------------

       Net cash used in investing activities                                                     (198,268)           (2,122)
                                                                                            -------------     -------------

Cash flows from financing activities:
   Proceeds from borrowing on note payable - affiliate                                             11,000                 -
   Proceeds from borrowing on long-term debt                                                       39,668                 -
   Principle payments on long-term debt                                                           (40,333)                -
   Cash distributions to partners                                                                 (31,197)          (46,796)
                                                                                            -------------     -------------

       Net cash used in financing activities                                                      (20,862)          (46,796)
                                                                                            -------------     -------------

Net decrease in cash and cash equivalents                                                        (145,125)           (9,463)

Cash and cash equivalents at beginning of period                                                  150,957            48,925
                                                                                            -------------     -------------

Cash and cash equivalents at end of period                                                  $       5,832     $      39,462
                                                                                            =============     =============

Supplemental cash flow information:
   Interest paid during the period                                                          $       6,018     $           -
                                                                                            =============     =============

Non-cash investing activities:
   Reclassification of residual value of expired
     direct financing lease to operating lease                                              $           -     $       1,840
                                                                                            =============     =============

                 See accompanying notes to financial statements.

                      COLUMBIA LEASE INCOME FUND II-E L.P.
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements
            For the Quarters Ended March 31, 1996 and March 31, 1995
                                   (Unaudited)

(1)   Organization

The foregoing financial statements of Columbia Lease Income Fund II-E L.P. (the "Partnership") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Pursuant to such rules and regulations, certain note disclosures which are normally required under generally accepted accounting principles have been omitted. It is recommended that these financial statements be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995.

(2)   Significant Accounting Policies

Allowance for Doubtful Accounts

The financial statements include an allowance for estimated losses on receivable balances. The allowance for doubtful accounts is based on past write off experience and an evaluation of potential uncollectible accounts within the current receivable balances. Receivable balances which are determined to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to this allowance. At March 31, 1996 and December 31, 1995, the allowance for doubtful accounts included in rents receivable was $479.

(3)   Investment Property

At March 31, 1996, the Partnership owned computer equipment with a cost basis of $551,561 subject to existing leases and equipment with a cost basis of $8,094 in inventory awaiting re-lease or sale. All purchases of computer equipment are subject to a 2.5% acquisition fee paid to the General Partner.

(4)   Related Party Transactions

Fees commissions and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for the three months ended March 31, 1996 and 1995 are as follows:

                                                                      1996                       1995
                                                                      ----                       ----

Equipment acquisition fees                                       $      4,986              $         67
Management fees                                                         4,266                     2,839
Reimbursable expenses paid                                             13,507                     6,641
                                                                 ------------              ------------

                                                                 $     22,759              $      9,547
                                                                 ============              ============

                      COLUMBIA LEASE INCOME FUND II-E L.P.
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements
            For the Quarters Ended March 31, 1996 and March 31, 1995
                                   (Unaudited)

Under the terms of the Partnership Agreement, the General Partner is entitled to an equipment acquisition fee of 2.5% of the purchase price paid by the Partnership for the equipment. The General Partner is also entitled to a management fee equal to 6% of the monthly rental billings, paid monthly, based on rents received. In addition, the Partnership reimburses the General Partner and its affiliates for certain expenses incurred by them in connection with the operation of the Partnership.

(5)   Long-term Debt

Long-term debt at March 31, 1996 consists of one installment loan for $170,901 from Pullman Capital Corporation bearing interest at a rate of 8.00% and three installment loans totaling $152,581 from Liberty Bank, two bearing interest at a rate of 8.25% and the third bearing a rate of 11.00%. All loans are non-recourse and are collateralized by equipment on lease.

The annual maturities of long-term debt for the next three years are as follows:

                  1996                      $      141,106
                  1997                             136,123
                  1998                              46,253
                                            --------------

                                            $      323,482
                                            ==============

(6)   Note Payable - Affiliate

Note payable - affiliate at March 31, 1996, consists of one non-recourse promissory note payable to TLP Leasing Programs, Inc. in the total amount of $11,000, bearing interest at the rate of 8.75%. The note payable matures in 1996.


(7)   Distributions to Partners

For the three months ended March 31, 1996, the declaration of Distributable Cash was as follows:

                                                                        Limited Partners
                                                                                                                 General
                              Date Paid                  Distribution                                            Partner
Quarter Ended                or Payable                  Per $500 Unit                  Total                     Total
- -------------              ----------------              -------------                  -----                     -----

March 31, 1996             May 15, 1996                     $  2.50                   $  11,855                   $  624


                      COLUMBIA LEASE INCOME FUND II-E L.P.
                        (A Delaware Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operation
                                   (Unaudited)

Results of Operations

The following discussion relates to the Partnership's operations for the three month period ended March 31, 1996 compared to the same period in 1995.

The Partnership realized net income of $22,499 and a net loss of $2,285 for the three month periods ended March 31, 1996 and 1995, respectively. Rental income on operating leases increased $38,463 or 75% between the three month periods. The significant increase in rental income can be attributed to leases resulting from equipment acquisitions in the latter part of 1995 and the first quarter of 1996. The net gain on sale of equipment of $6,141 recognized during the current quarter resulted from sales of fully depreciated equipment.

Total costs and expenses increased $18,817 or 34% between the three month periods. This increase in costs and expenses is primarily the result of higher deprecation expense. The increase in depreciation expense was directly related to equipment purchases during 1995 and 1996, as mentioned above. Interest expense of $6,018 was incurred during the current quarter as the Partnership received additional financing of $39,668 and continued to paydown its existing debt. The Partnership did not have any long-term debt as of March 31, 1995.
Management fees have increased due to management fees incurred on rentals generated from new equipment leases. General and administrative expenses increased $5,729. A major factor contributing to this increase is that salaries and expenses of the partnership accounting and reporting personnel of the General Partner, which are reimbursable by the various partnerships under management, are being allocated over a diminishing number of partnerships.

Liquidity and Capital Resources

For the three months ended March 31, 1996, rental revenue generated from operating leases was the primary source of funds for the Partnership. As equipment leases terminate, the General Partner determines if the equipment will be extended to the same lessee, remarketed to another lessee, or if it is less marketable, sold. This decision is made upon analyzing which option would generate the most favorable results.

Rental income on existing operating leases may decline due to two factors. The first factor is the lower rate obtained due to the remarketing of existing equipment upon the expiration of the original lease. Typically the remarketed rates are lower due to the decrease in useful life of the equipment. Secondly, the increasing change of technology in the computer industry usually decreases the demand for older equipment, thus increasing the possibility of obsolescence. Both of these factors together will cause remarketed rates to be lower than original rates. This decrease however, should not affect the Partnership's ability to meet its future cash requirements, including its long-term debt and note payable - affiliate obligations. To the extent that future cash flows should be insufficient to meet the Partnership's operating expenses and liabilities, additional funds could be obtained through the sale of equipment, or a reduction in the rate of cash distributions. Future rental revenues from operating leases amount to $834,583 and are to be received over the next seven years.

                      COLUMBIA LEASE INCOME FUND II-E L.P.
                        (A Delaware Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operation
                                   (Unaudited)

In the first quarter of 1996, the Partnership's investing activities resulted in equipment purchases of $204,409, and sales of fully depreciated equipment, generating $6,141 in proceeds. The Partnership has no material capital expenditure commitments, but expects to continue to purchase equipment as new leases are presented.

Cash distributions are currently at an annual level of 2% per Limited Partnership Unit, or $2.50 per Limited Partnership Unit on a quarterly basis. For the quarter ended March 31, 1996, the Partnership declared a cash distribution of $12,479, of which $624 was allocated to the General Partner and $11,855 was allocated to the Limited Partners. The distribution is payable on May 15, 1996. The Partnership expects to continue paying at or near this level. The effects of inflation have not been significant to the Partnership and are not expected to have a material impact in future periods.

On January 9, 1996, TLP Holding LLC purchased all the common stock of TLP Leasing Programs, Inc. from CMI Holding Co. Under the new ownership, it is expected that TLP Leasing Programs, Inc. will continue to operate in the same manner of business as it has in the past.


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


By:    Arthur P. Beecher,
       President

Date:  May 14, 1996